Form 10-K
period 2011-12-31
SAFECODE DRUG TECHNOLOGIES CORP.
filed 2012-03-29
CIK 1508470

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission File Number: _________

SAFECODE DRUG TECHNOLOGIES CORP

(Exact name of small business issuer as specified in its charter)

Delaware	99-0362482
(State of incorporation)	(IRS Employer ID Number)

c/o Joel Klopfer

6 Meever HaMiltah Street

Jerusalem 97761, Israel

Phone number: 972-507839976

Fax number:972-507839976

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes   ☐       No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes   ☐      No   ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes   ☐ No ☒

The number of shares of the issuer’s common stock issued and outstanding as of March 29, 2012, was 50,000,000 shares.

The Company’s Common Stock is currently not yet trading on the public markets

Documents Incorporated By Reference:  None

PART I

Item 1.  Business.

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “Registrant,” “we,” “our,” “us” or “SafeCode Drug Technologies Corp ” , unless the context otherwise indicates .

Forward-Looking Statements

This Report contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under “Liquidity and Capital Resources.” We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Corporate Background

We were incorporated in Delaware on November 23, 2010 and are a development stage company. On December 15, 2010, we entered into an exclusive Assignment agreement with Mr. Uri Tagger, inventor, in relation to a patent-pending invention for a voice-enabled protector for administering medicine. The assigned technology has the potential to be adopted as a standard in all hospitals and care centers, for improving the safety of medication administration. Specifically, the invention is intended to match drug name voice templates as a threshold mechanism for unlocking a medication container such as a syringe or pill box. This invention is intended to help minimize accidentally administering the wrong medication to a patient by requiring a care-giver, such as a doctor or a nurse, to verbally announce the name of the medication that should be administered. If the medicine does not match the verbally announced name of the medication the medicine cannot be administered.

The patent-pending technology was transferred to SafeCode Drug Technologies Corp. by Mr. Uri Tagger (inventor), in exchange  for a commitment to pay 10% of future royalties on any revenues we may derive from the patent. This agreement was executed on December 15, 2010.

The assigned patent-pending technology for a voice-enabled protector for administering medicine, is intended to feature several components Including; a drug name identifier; a computer readable medium containing a stored template that identifies the drug trade name, the compound name, etc.; a processing unit capable of sending the stored voice templates to a computer, and  a software application hosted on a computer system. The computer will have standard equipment such as a motherboard, keyboard, mouse, monitor, etc. but also have a microphone capable of receiving voice commands and recording the voice templates against which the voice commands are compared.

The computer to be used with the technology will be required to have Internet capabilities including an internal modem or a connection to a modem and Internet access to enable the program to access a central repository of stored voice templates of drug brand names, generic brand names, or a combination of both. The audio recording program should include voice recognition software for interacting with the microphone and to record the voice templates.

We have not yet developed our proposed product, and we have not yet obtained objective evidence that our invention can reliably perform the functions described above.

We plan to license the patent to a third-party to design, manufacture, and market the device against an initial payment to us and a percentage licensing agreement to be paid quarterly.

Business Summary

We were incorporated in Delaware on November 23, 2010 and are a development stage company. An Assignment agreement was signed between Mr. Uri Tagger (the inventor) and SafeCode Drug Technologies Corp., for a patent-pending technology for a voice-enabled protector for administering medicine on December 15, 2010. This agreement granted SafeCode Drug Technologies Corp. exclusive rights, title and interest in and to the invention. All Intellectual Property rights, free and clear of any lien, charge, claim, preemptive rights, etc. for the invention.

We purchased the patent-pending technology from the inventor, an individual with limited experience in the field of medicinal devices.  The inventor is engaged in the business of web-based media applications, and due to a lack of funds and the risk that a product based on the patent application would not be commercially feasible, he has neither developed the technology that is the subject of the patent application nor attempted to commercialize the patent application prior to selling the technology to us.  A prototype of our proposed product has not yet been manufactured to test the capabilities of the potential product, and no testing has yet been performed regarding the ability of the proposed product to perform as expected or regarding the reliability or cost-effectiveness of such a product.  Except for having purchased the patent application from the inventor, we do not have any relationship with the inventor.

The SafeCode Drug Technologies technology has the potential to be adopted as a standard in all hospitals and care centers, for improving the safety of medication administration. Specifically, the invention is intended to match drug name voice templates as a threshold mechanism for unlocking a medication container such as a syringe or pill box. This invention is intended to help minimize accidentally administering the wrong medication to a patient by requiring a care-giver such as a doctor or a nurse, to verbally announce the name of the medication that should be administered. If the medicine does not match the verbal name the medicine cannot be administered.

The technology was transferred to SafeCode Drug Technologies Corp. by Mr. Uri Tagger (inventor), in exchange for 10% of future royalties on any income the company may derive from the patent.

The proposed product based on our invention will focus on the use of voice recognition technology to ensure the right drug / pill vial / box is being opened and administered to the patient. It will include both hardware and software components. It may include a barcode that identifies the patient for whom the medication is intended, a drug identifier, a computer readable medium containing a stored template that identifies the drug trade name, the compound name, etc. a processing unit capable of sending the stored voice templates to a computer, and a software application hosted on a computer system. The computer will have standard equipment such as a motherboard, keyboard, mouse, monitor etc. but will also have a microphone capable of receiving voice commands and recording the voice templates against which the voice commands area compared. The exact components of the final product will be determined by the manufacturer who licenses the invention from SafeCode. In the event the licensee determines it necessary or beneficial to use a barcode identification system for the patient matching safety feature in addition to the voice recognition component to ensure the right drug is being administered, that is integral to our technology offering, the manufacturer will need to license the rights to Patent # 7,347,841 from MediSafe1 Technology Corp.

The computer should have Internet capabilities including an internal modem or a connection to a modem and Internet access to enable the program to access a central repository of stored voice templates of drug brand names, generic brand names, or a combination of both. The audio recording program should include voice recognition software for interacting with the microphone and to record the voice templates.

We intend that the software will be developed by third party contractors.  Other components will either be outsourced or purchased from suppliers of standard computer equipment and configured to work with our software.

Though not considered part of the actual product, we envision care centers and hospitals placing our product on a mobile cart that can be moved with the nurses or caregivers as they move from room to room. Similar to blood pressure machines, our device would be taken from room to room to dispense medicine.

Since the software program has not yet been developed, it is not yet possible to determine the exact nature of how the protection system will work in its final development or to determine the costs involved in developing the product.  A voice detection microchip system will be included such that the caregiver will be required to state the name of the medication being administered to be matched against stored voice recognition templates within the program.

This system will include a microchip sensor with voice recognition software and an electromagnetic locking device that will interface with the microchip sensor.  To use our proposed product, the care provider will be required to read aloud the name of the patient and the name of the medicine.  Upon a match of the patient name with the correct medicine, the microchip sensor will send an electronic alert to the electromagnetic locking device to unlock the storage container.

Since different drugs would need to be stored in their own locked containers, each medication would need to be stored in a separate locked drug container, connected to the microchip sensor and electromagnetic locking device.

One disadvantage of our product is that it is not intended for emergency situations in which medications must be administered without delay.  Firm instructions not to use this product in emergency situations will be included because our product is not intended for use in such an environment, both because of the time factor and because of additional pressures on staff at such times.

While there is always an element of human error when dealing with a system requiring human interaction, we intend for safety mechanisms to be included in the software.  For example, we intend for the product to include confirmation screens that will require the human operator to confirm stages within the operation and voice assignments.   One of the criteria for finding a proper third party partner will be whether it has prior experience in developing software for the medical industry.

Since the goal of the product is to help avoid error, the important element of the software will be the inclusion of safety factors to confirm that the correct medicine is being opened.

The design and development of a commercial product will be carried out by 3 rd party partners who agree to license the design and pay a portion of future royalties to maintain the license on an ongoing basis.

Our ideal third party partner will have extensive experience in software development, in the medical industry in general, and in the drug industry in particular.  We plan to initially promote our technology to drug manufacturers.  Of the top 49 drug manufacturers, almost half are located in the United States, with others located in Europe, Asia, and Israel  (source: Wikipedia).  As our Directors are located in Israel, we will also approach top Israeli drug manufacturers in an attempt to partner with them and license our technology to them.  We also intend to look to leaders in the field of Computerized Decision Support Systems (CDSS) as potential partners.  Beyond pharmaceutical companies, it is possible that insurance companies may be interested in partnering with our technology to provide value-added services to their clients by utilizing products such as ours that reduce the risk of malpractice.

We have not generated any revenues to date and our operations have been limited to organizational, start-up, and capital formation activities. We currently have two employees other than our Officers, who are also our Directors and work only part time.

We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. We have not made any significant purchase or sale of assets, nor has the Company been involved in any mergers, acquisitions or consolidations. We are not a blank check registrant as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, because we have a specific business plan and purpose. Neither SafeCode Drug Technologies Corp., nor its Officers, Directors, promoters or affiliates, has had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

Employees

Other than our current Directors and officers, we have two employees..

Transfer Agent

We have engaged Nevada Agency and Trust as our stock transfer agent. Nevada Agency and Trust is located at 50 West Liberty Street, Reno, Nevada 89501. Their telephone number is (775) 322-0626 and their fax number is (775) 322-5623. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

Item 1A. Risk Factors

In addition to the risk factors described in our Registration Statement on Form S1, as filed with the Securities and Exchange Commission, and although smaller reporting companies are not required to provide disclosure pursuant to this Item, your attention is directed to the following risk factor that relates to our business.

The Company has raised $100,000 pursuant to the effective S1 registration statement and has enough funds for the next twelve months however if the Company will not generate revenues within twelve months it will need to continue to raise equity thru either debt and / or equity financing ..

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

Our principal offices are located at 6 Meever HaMiltah Street , Jerusalem 97761, Israel. Our telephone number is 972-507839976. Our registered office in Delaware is located at 113 Barksdale Professional Center, Newark, DE 19711, and our registered agent is Delaware Intercorp.

Item 3.  Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any Director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

PART II

Item 4.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has not yet been declared eligible to be traded on the Over-The-Counter Bulletin Board however the Company is in the process for applying as such .

Holders

As of March 29, 2012, there were 50,000,000 common shares issued and outstanding, which were held by 42 stockholders of record.

Dividends

We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In February and March 2012 the Company issued 20,000,000 free trading shares pursuant to the effective S1 registration Statement declared effective by the SEC on December 27 2012 .

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2011

Item 5. Selected Financial Data.

A smaller reporting company is not required to provide the information required by this item.

Item 6.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this Annual Report, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of  SafeCode Drug Technologies Corp and the services we expect to offer and other statements contained herein regarding matters that are not historical facts, are “forward-looking” statements. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements, because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

This Management’s Discussion and Analysis or Plan of Operations (“MD&A”) section of this Report discusses our results of operations, liquidity and financial condition, and certain factors that may affect our future results. You should read this MD&A in conjunction with our audited financial statements and accompanying notes included in this Report. This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under “Risk Factors” or elsewhere in this Report.

Plan of Operation

We are a development stage company that has acquired a patent-pending technology for a voice-enabled protector for administering medicine. We do not have any plans to manufacture or develop our product. Rather, we plan to license the patent-pending technology to one or more third party partners who will be responsible for designing, developing, manufacturing, and selling their product, branded with their corporate identity as they determine best fits their sales program. In exchange for this licensing agreement, the partner or partners will agree to pay to SafeCode Drug Technologies Corp. an upfront fee and royalties on an ongoing basis.

To accomplish this, we plan to engage in a determined marketing and promotional campaign to identify and target potential partners. For this purpose, we plan:

Preparatory Stage (3 months): includes the development of marketing materials about the design patent; the potential benefits and market.

Identify Target Partners (1 month): We anticipate this stage will take approximately 1 month, as we believe it best to create a detailed priority list rather than simply target one company at a time. We will analyze the benefits of each company as potential partners measured against the efforts we believe we can expect them to take and confirm we are prepared to approach and negotiate with such partners. We may need to hire third party business consultants for this purpose or our Directors and Officers may undertake this effort.

Marketing to Potential 3 rd Party Partners (6 months): This will involve hiring marketing consultants and strategists to contact potential development partners and negotiate licensing agreements with them. We are open to signing many agreements in non-competing geographical areas or to signing more global cross-area agreements to cover many regions at once. We anticipate this could take up to 6 months, but may take longer or shorter depending on the efforts of the marketing team.

THIRD-PARTY MANUFACTURERS

We will rely on third parties to design, develop, manufacture, and market a product based on our patent-pending invention for a voice-enabled protector for administering medicine. We do not have any plans to manufacture or develop our product. Rather, we plan to license the patent-pending technology to one or more third party partners who will be responsible for designing, developing, manufacturing, and selling their product, branded with their corporate identity as they determine best fits their sales program.

In exchange for this licensing agreement, the partner or partners will agree to pay to SafeCode Drug Technologies Corp. an upfront fee and royalties on an ongoing basis.

INTELLECTUAL PROPERTY

On December 15, 2010, we signed an Assignment agreement with Mr. Uri Tagger, in relation to a patent-pending, voice-enabled protector for administering medicine. As part of this agreement, SafeCode Drug Technologies Corp. was given all right; title and interest for the United States, territories, and possessions, and for all other countries in the world, in relation to a voice-enabled protector for administering medicine.  The proprietary technology consists of an the invention regarding how to combine and integrate software and hardware to provide protection against administering incorrect medicine through voice recognition whereby the medicine or medicinal fluid will not be able to be extracted from its container without human voice recognition that identifies and matches the name of the medicine with the name of the patient.

The invention that we purchased is described in a patent application that was filed with the United States Patent and Trademark Office (USPTO) in December 2010 under patent application serial number 12/982,158.  We estimate that approximately 1 year will elapse before the USPTO will send us its first set of comments on the application.  It may take approximately 2-3 years before a patent will be issued on the application, and any issued patent would expire 17 years from the date of issuance.

COMPETITION

While there are many medical dispensers on the market, we have not found any that offer the same benefits as the SafeCode Drug Technologies Corp. invention. For example, patents Wirtschafter (U.S. Pat. No. 5,233,571), Albeck (U.S. Pat. No. 5,313,439), and Walters (U.S. Pat. No. 5,751,661) all incorporate the timing mechanisms and alarms in the cap or lid of the medication bottle or container itself to help prevent a patient from taking medication at the wrong time. However, these patents to not protect the patient from a medical care-giver administering the wrong medication.

Our proposed product differs from the technology owned by Medisafe 1 Technologies Corp. in that in Medisafe's product, the locking device on the container holding the medicinal substance has a bar code, and a bar code is also attached to the patient who is to receive the medicine.  A bar code reader then reads and matches the two bar codes, and then the locking device is unlocked upon the two bar codes matching one another.  Our proposed product, (in addition to the use of bar codes), a pre-set voice detection microchip is used on the locking device.  The microchip contains the name of the medicine, and a human voice has to pronounce the name of the medicine.  In the event of a match, the locking device is released to ensure the correct medicine is opened.

This voice recognition procedure is a procedure to ensure the right medicine, drug is being opened, prior to them ensuring administration to the correct patient.

The Company does not have any relationship with Medisafe 1 Technologies Corp.

A key element of our technology is the software application that stores template patterns for medicines and matches these templates to drug names used by care-givers such as doctors and nurses. Because we do not plan to design and manufacture a product based on our patent-pending invention, we cannot fully determine how the product will appear. We intend for these aspects  to be handled by the 3rd party partner or partners who license our technology.

Patent, Trademark, License & Franchise Restrictions

Contractual Obligations & Concessions

As described above, we have entered into an Assignment agreement with Mr. Uri Tagger, the inventor of a voice-enabled protector for administering medicine, in exchange for 10% of future royalties on any revenue the company may derive from the patent. According to this agreement, we acquired full rights to all title, and interest related to a voice-enabled protector for administering medicine. This agreement was signed on December 15, 2010. No other trademarks, licenses, franchises, concessions, royalty agreements or labor contracts are in effect regarding this prospectus.

We plan to develop a website related to our invention, which we intend to use to promote, advertise, and potentially market our patent to 3 rd party partners interested in developing, manufacturing, and marketing our voice-enabled protector for administering medicine. The site will be for information and promotion only, not for direct sales, as we intend to license the development, manufacturing, and marketing to these 3 rd party partners in exchange for an upfront payment and ongoing royalties. We intend to fully protect our voice-enabled protector for administering medicine design with copyright and trade secrecy laws.

Liquidity and Capital Resources

As of December 31, 2011 we had $0  in cash. We incurred a net loss of $41,856 for the fiscal year ended December 31, 2011 as compared with a net loss of $11,761  for the period December 31 2010.  Our cumulative net loss since inception is $53,617, which is comprised entirely of general and administrative expenses .

The Company has raised $100,000 in gross proceeds subsequent to December 31 2011 pursuant to the effective S1 declared effective by the SEC on December 27 2011 and has sufficient funds for the next twelve months to cover its operating expenses however , there can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Lack of Insurance

The Company currently has no insurance in force for its office facilities and operations and it cannot be certain that it can cover the risks associated with such lack of insurance or that it will be able to obtain and/or maintain insurance to cover these risks at economically feasible premiums.

Going Concern Consideration

The company has raised gross proceeds of $100,000 pursuant to the effective S1 registration statement and has enough funds for its operations for the next twelve months however thereafter if the Company will not commence to generate revenues then it will need to raise additional equity thru the issuance of debt or equity securities.

Recently issued accounting pronouncements

In March 2008, the FASB issued FASB Statement No. 161, (FASB ASC 815) “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133.”  SFAS No. 161 (FASB ASC 815) enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how:  (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Specifically, SFAS No. 161 (FASB ASC 815) requires:

•	disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;
•	disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
•	disclosure of information about credit-risk-related contingent features;
•	and cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS No. 161 (FASB ASC 815) is effective for fiscal years and interim periods beginning after November 15, 2008.  Earlier application is encouraged.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 9, 2008, the FASB issued FASB Statement No. 162, (FASB ASC 105) “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 (FASB ASC 105) is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.

Prior to the issuance of SFAS No. 162 (FASB ASC 105), GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity with Generally Accept Accounting Principles.”  SAS No. 69 has been criticized because it is directed to the auditor rather than the entity.  SFAS No. 162 (FASB ASC 105) addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

The sources of accounting principles that are generally accepted are categorized in descending order as follows:

a.	FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

b.	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

c.	AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).

d.	Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

SFAS No. 162 (FASB ASC 105) is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to its authoritative literature. It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 26, 2008, the FASB issued FASB Statement No. 163, (FASB ASC 944) “Accounting for Financial Guarantee Insurance Contracts.” SFAS No. 163 (FASB ASC 944) clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts.

The accounting and disclosure requirements of SFAS No. 163 (FASB ASC 944) are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency.  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.”  That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies” (“SFAS No. 5”).  SFAS No. 163 (FASB ASC 944) requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

SFAS No. 163 (FASB ASC 944) is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities.  Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163 (FASB ASC 944).  Except for those disclosures, earlier application is not permitted.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 22, 2009, the FASB issued FASB Statement No. 164, (FASB ASC 958) “Not-for-Profit Entities: Mergers and Acquisitions”.  SFAS No. 164 (FASB ASC 958) is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities.  To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

a.	Determines whether a combination is a merger or an acquisition.
b.	Applies the carryover method in accounting for a merger.
c.	Applies the acquisition method in accounting for an acquisition, including determining which of the combining entities is the acquirer.
d.	Determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of a merger or an acquisition.

This Statement also improves the information a not-for-profit entity provides about goodwill and other intangible assets after an acquisition by amending FASB Statement No. 142, Goodwill and Other Intangible Assets, to make it fully applicable to not-for-profit entities.

SFAS No. 164 (FASB ASC 958) is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009.  Early application is prohibited.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 28, 2009, the FASB issued FASB Statement No. 165, (FASB ASC 855) “Subsequent Events.”  SFAS No.  165 (FASB ASC 855) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, Statement 165 (FASB ASC 855) provides:

1.	The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.
2.	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.
3.	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  The adoption of this pronouncement did not have a material impact on the financial statements of the Company.

In June 2009, the FASB issued FASB Statement No. 166, (FASB ASC 860) “Accounting for Transfers of Financial Assets- an amendment of FASB Statement No, 140.”  SFAS No. 166 (FASB ASC 860) is a revision to SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 167, (FASB ASC 810) "Amendments to FASB Interpretation No. 46(R).”  SFAS No. 167 (FASB ASC 810) amends certain requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 168, (FASB ASC 105) "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162.”  SFAS No. 168 (FASB ASC 105) establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”).  The Codification did not change GAAP but reorganizes the literature.

SFAS No. 168 (FASB ASC 105) is effective for interim and annual periods ending after September 15, 2009.  The adoption of this pronouncement did not have a material impact on the financial statements of the Company.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Item 6A.        Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this item.

Item 7. Financial Statements and Supplementary Data.

SAFECODE DRUG TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of SafeCode Drug Technologies Corp.:

We have audited the accompanying balance sheets of SafeCode Drug Technologies Corp. (a Delaware corporation in the development stage) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for the periods ended December 31, 2011 and 2010, and from inception (November 23, 2010) through December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SafeCode Drug Technologies Corp. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the periods ended December 31, 2011 and 2010, and from inception November 23, 2010) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2011, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

Weinberg & Baer LLC

Baltimore, Maryland

January 18, 2012

SAFECODE DRUG TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

AS OF DECEMBER 31, 2011 AND 2010

	As of	As of
	December 31,	December 31,
	2011	2010
ASSETS

Current Assets:
Deferred offering costs	$20,000	$20,000

Total current assets	20,000	20,000

Total Assets	$20,000	$20,000

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$42,481	$24,534
Loans from related parties - Directors and stockholders	28,136	7,227

Total current liabilities	70,617	31,761

Total liabilities	70,617	31,761

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $.0001 per share, 200,000,000 shares authorized; 30,000,000 shares issued and outstanding	3,000	3,000
Stock subscription receivable	-	(3,000)
(Deficit) accumulated during the development stage	(53,617)	(11,761)

Total stockholders' (deficit)	(50,617)	(11,761)

Total Liabilities and Stockholders' (Deficit)	$20,000	$20,000

The accompanying notes to financial statements

are an integral part of these financial statements.

SAFECODE DRUG TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

AND CUMULATIVE FROM INCEPTION (NOVEMBER 23, 2010)

THROUGH DECEMBER 31, 2011

	Year	Year
	Ended	Ended	Cumulative
	December 31,	December 31,	From
	2011	2010	Inception

Revenues	$-	$-	$-

Expenses:
Professional fees	38,856	1,000	39,856
Consulting	3,000		3,000
Patent	-	9,284	9,284
Legal - incorporation	-	1,477	1,477

Total expenses	41,856	11,761	53,617

(Loss) from Operations	(41,856)	(11,761)	(53,617)

Other Income (Expense)	-	-	-

Provision for income taxes	-	-	-

Net (Loss)	$(41,856)	$(11,761)	$(53,617)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	30,000,000	29,230,769

The accompanying notes to financial statements are

an integral part of these financial statements.

SAFECODE DRUG TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM INCEPTION (NOVEMBER 23, 2010)

THROUGH DECEMBER 31, 2011

				(Deficit)
				Accumulated
			Stock	During the
	Common stock		Subscription	Development
	Shares	Amount	Receivable	Stage	Totals

Balance - at inception	-	$-		$-	$-

Common stock issued for cash	30,000,000	3,000	(3,000)	-	-

Net (loss) for the period	-	-	-	(11,761)	(11,761)

Balance - December 31, 2010	30,000,000	$3,000	$(3,000)	$(11,761)	$(11,761)

Stock subscription payment received	-	-	3,000	-	3,000

Net (loss) for the period	-	-	-	(41,856)	(41,856)

Balance - December 31, 2011	30,000,000	$3,000	$-	$(53,617)	$(50,617)

The accompanying notes to financial statements are

an integral part of these financial statements.

SAFECODE DRUG TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

AND CUMULATIVE FROM INCEPTION (NOVEMBER 23, 2010)

THROUGH DECEMBER 31, 2011

	Year	Year
	Ended	Ended	Cumulative
	December 31,	December 31,	From
	2011	2010	Inception

Operating Activities:
Net (loss)	$(41,856)	$(11,761)	$(53,617)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in net assets and liabilities-
Deferred offering costs	-	(20,000)	(20,000)
Accounts payable and accrued liabilities	17,947	24,534	42,481

Net Cash Used in Operating Activities	(23,909)	(7,227)	(31,136)

Investing Activities:	-	-	-

Net Cash Used in Investing Activities	-	-	-

Financing Activities:
Loans from related parties - directors and stockholders	20,909	7,227	28,136
Proceeds from stock issued	3,000	-	3,000

Net Cash Provided by Financing Activities	23,909	7,227	31,136

Net (Decrease) Increase in Cash	-	-	-

Cash - Beginning of Period	-	-	-

Cash - End of Period	$-	$-	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to financial statements are

an integral part of these financial statements.

SAFECODE DRUG TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

Basis of Presentation and Organization

SafeCode Drug Technologies Corp (“SafeCode” or the “Company”) is a Delaware corporation in the development stage and has not commenced operations. The Company was incorporated under the laws of the State of Delaware on November 23, 2010. The business plan of the Company is to license a commercial application of a voice enabled protector for administering medicine to third party entities interested in licensing the rights to manufacture and market the device. The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended December 31, 2011.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2011, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. If the offering is successful, these costs will be charged against the proceeds. If the offering is unsuccessful, these costs will be expensed.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended December 31, 2011, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2011, and expenses for the period ended December 31, 2011, and cumulative from inception. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs")." Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not believe that the adoption of ASU 2011-04 will have a material impact on the Company's results of operation and financial condition.

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after Dec. 15, 2011 with early adoption permitted. The Company does not believe that the adoption of ASU 2011-05 will have a material impact on the Company's results of operation and financial condition.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries.  None of the updates are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

(2)  Development Stage Activities and Going Concern

The Company is currently in the development stage, and has no operations. The business plan of the Company is to patent and develop a commercial application of a voice enabled protector for administering medicine and seek third party entities interested in licensing the rights to manufacture and market the device.

The Company has commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 20,000,000 shares of newly issued common stock at an offering price of $0.005 per share for proceeds of up to $100,000. As of December 31, 2011, the Company accrued $20,000 of deferred legal and accounting offering costs related to this capital formation activity. The Registration Statement was declared effective on December 27, 2011.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2011, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)  Commitment

On December 15, 2010, the Company entered into an Assignment Agreement whereby the Company acquired all of the rights, title and interests in the invention known as the “Voice enabled protector for administering medicine” for consideration of a 10% royalty on sales related to the invention net of excise taxes and duties.

(4)  Loans from Related Parties - Directors and Stockholders

As of December 31, 2011, loans from related parties amounted to $28,136 and represented working capital advances from Directors who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

(5)  Accounts payable and accrued expenses

As of December 31, 2011 accounts payable and accrued liabilities are comprised of the following:

Legal	10,134
Accounting	26,500
Filing Fees	4,923
Transfer Agent Fees	924
$42,481

(6)  Common Stock

On November 24, 2010, the Company issued 30,000,000 shares of its common stock to individuals who are Directors and officers of the company for $3,000 or $0.0001 per share.

The Company has commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 20,000,000 shares of newly issued common stock at an offering price of $0.005 per share for proceeds of up to $100,000. As of December 31, 2011, the Company accrued $20,000 of deferred legal and accounting offering costs related to this capital formation activity. The Registration Statement was declared effective on December 27, 2011.

(7)  Income Taxes

The provision (benefit) for income taxes for the periods ended December 31, 2011 and 2010, was as follows (assuming a 23% effective tax rate):

	2011	2010

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$9,627	$570
Amortization deduction	142	12
Change in valuation allowance	(9,769)	(582)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of December 31, 2011 and 2010, as follows:

	2011	2010

Loss carryforwards	$10,351	$582
Less - Valuation allowance	(10,351)	(582)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended December 31, 2011 and 2010, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2011, the Company had approximately $45,000 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2031.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company will file income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

(8)  Related Party Transactions

As described in Note 4, as of S December 31, 2011, the Company owed $28,136 to Directors, officers, and principal stockholders of the Company for working capital loans.

As described in Note 5, on November 24, 2010, the Company issued 30,000,000 shares of its common stock to Directors and officers for $3,000 or $0.0001 per share.

Item 8.           Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A(T).   Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We are required to maintain disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and Internal Accounting Officer , to allow timely decisions regarding required disclosure. As of December 31 2011 we conducted an evaluation, under the supervision, and with the participation of our CEO and INTERNAL ACCOUNTING OFFICER , of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and INTERNAL ACCOUNTING OFFICER concluded that our disclosure controls and procedures were effective.

Management does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's CEO and INTERNAL ACCOUNTING OFFICER and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

*	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

*	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

*	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31 2011 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were effective .

Attestation report of the registered public accounting firm

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in internal control over financial reporting

During the year ended December 31, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 8B.        Other Information.

On December 27, 2011 the SEC declared the S1 of the Company effective to register 20,000,000 shares of its common stock and to raise gross proceeds of $100,000 from the issuance of the shares.

Subsequent to December 31 2011 the Company raised gross proceeds of $100,000 from the issuance of 20,000,000 common shares pursuant to the effective S1 registration statement declared effective on December 27 2011 .

PART III

Item 9.           Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our Directors hold office until the next annual meeting of our stockholders or until their successors is duly elected and qualified. Set forth below is a summary description of the principal occupation and business experience of each of our Directors and executive officers for at least the last five years.

Joel Klopfer has been our President and Director since the Company's inception on November 23 2010.

Joel Klopfer studied at Bet Matitjahu  Academic School in Benei Berak , Israel , Jewish History and Science from September  1999  until August 2003 where  he obtained his academic Degree. From September 2003 until January 2006 he worked as served as head of Operations in a telecommunications Company called QuickPhones , in Jerusalem . Mr Klopfer continued his career from February 2006 until present at “Meuchedet” one of the largest Governmental Health Care Organizations in Israel . He currently is head of Operations of four Branches of  “Meuchedet,”  all in the surrounding areas of and in Jerusalem, Israel . His duties include the overseeing all the operational activities, budgeting, internal and external governmental reporting requirements.

The Board believes that Mr Klopfer should serve as a Director and Chief Executive Officer due to his management and administrative skills all of which enable him to provide oversight and direction of the Company including overseeing its business operations and bringing the Company to its objective goals.

Itamar Zer  has been our Secretary,  Director and Principal Accounting and Financial Officer since the Company's inception.

Itamar Zer studied at Ber Jaacob Academic School in Ber Jaacob, Israel, Judicial Studies, Political Science and History, from September 2000 until August 2003 where he obtained his academic Degree. From September 2003 until present Mr Zer was employed and continues to be employed as the Controller of Hapisgah Change, a Financial Cash Change House, authorized by the Government of Israel, engaged in cash management, foreign currency exchange, and general banking activities, in Jerusalem. His duties include the overseeing of all cash management activities, cash flow analysis, internal and external governmental reporting.

The Board believes that Mr Zer should serve as a Director and as an accounting and finance Officer due to his accounting and finance knowledge and administrative skills all of which enable him to provide oversight and direction of the Company including overseeing all the financial aspects and reporting of the Company.

There are no familial relationships among any of our directors or officers. None of our directors or officers is a director in any other U.S. reporting companies. None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years. The Company is not aware of any proceedings to which any of the Company’s officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company’s subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Each director of the Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until the successor is elected at the annual meeting of the Board of Directors and is qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. We believe, based solely on our review of the copies of such forms, that during the fiscal year ended December 31, 2011, all reporting persons complied with all applicable Section 16(a) filing requirements.

Auditors

Weinberg and Baer  CPA , an independent registered public accounting firm, are our auditors.

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. We do not have a “financial expert” on the board or an audit committee or nominating committee.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company has only two directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past five years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Item 10.         Executive Compensation.

Summary Compensation

Since our incorporation , we have  not paid any compensation to any of  our Directors  in consideration for their services rendered to our Company in their capacity as such.  We have no employment agreements with any of our Directors or executive officers.  We have no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans.

Since our incorporation , no stock options or stock appreciation rights were granted to any of our Directors or executive officers.  We have no long-term equity incentive plans.

Outstanding Equity Awards

None of our Directors or executive officers holds unexercised options, stock that has not vested, or equity incentive plan awards.

Compensation of Directors

Since our incorporation , no compensation has been paid to any of our Directors other than mentioned above  in consideration for their services rendered in their capacity as directors.

Item 11.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of March 29 ,2012, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 50,000,000 shares of our common stock issued and outstanding as of March 29 , 2012 . We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned or Right to Direct Vote (1)	Percent of Common Stock Beneficially Owned or Right to Direct Vote
Joel Klopfer	15,000,000	30%
Itamar Zer	15,000,000	30%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "SEC") and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of common stock issuable upon the exercise of options or warrants which are currently exercisable or which become exercisable within 60 days following the date of the information in this table are deemed to be beneficially owned by, and outstanding with respect to, the holder of such option or warrant. Except as indicated by footnote, and subject to community property laws where applicable, to our knowledge, each person listed is believed to have sole voting and investment power with respect to all shares of common stock owned by such person.

Item 12.         Certain Relationships and Related Transactions, and Director Independence.

Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which our Director, executive officer, stockholders, or any member of the immediate family of the foregoing had or is to have a direct or indirect material interest.

As of December 31, 2011, the Company owed $28,136 to Directors, officers, and principal stockholders of the Company for working capital loans.

On November 24, 2010, the Company issued 30,000,000 shares of its common stock to Directors and officers for $3,000 receivable. The Company received payment of the receivable in January 2011.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” We do not believe that any of our directors currently meet the definition of “independent” as promulgated by the rules and regulations of the American Stock Exchange.

Item 13.         Principal Accounting Fees and Services.

Our principal independent accountant is Weinberg and Bear LLC. Their pre-approved fees billed to the Company are set forth below:

	For Fiscal Year Ended December 31, 2011	For Fiscal Year Ended December 31, 2010
Audit Fees	$11,000	$10,000

Tax Fees ( Paid to Alan Weinberg CPA )	$500	$500

As of December 31, 2011, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

Item 14.         Exhibits and Financial Statement Schedules.

Exhibit	Description

Exhibit

3.1	Articles of Incorporation of the Company (filed as Exhibit 3.1 to Registration Statement on Form S1, filed with the Securities and Exchange Commission on December 21 2011)
3.2	Bylaws of the Company (filed as Exhibit 3.2 to Registration Statement on Form S1, filed with the Securities and Exchange Commission on December 21 2011)
3.3	Form of Common Stock Certificate of the Company (filed as Exhibit 3.3 to Registration Statement on Form S1, filed with the Securities and Exchange Commission on December 21 2011 )
10.1	Patent Assignment Agreement (filed as Exhibit 10.1 to Registration Statement on Form S1, filed with the Securities and Exchange Commission on December 21 2011)

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13A-14(A)/15D-14(A) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Accounting Officer Pursuant to Exchange Act Rule 13A-14(A)/15D-14(A) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002(filed herewith)

32.2	Certification of Principal Accounting Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002(filed herewith)

 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Baby All Corp

Date: March 29 ,2012	By:	/s/ Joel Klopfer
Name:
Title: Chief Executive Officer, and Director

	By ;	/s/ Itamar Zer
Name :
Title : Principal Accounting and Financial Officer , and Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 29 ,2012	By:	/s/ Joel Klopfer
Name: Title: Chief Executive Officer, and Director

Date: March 29 , 2012	By:	/s/ Itamar Zer
Name: Title: Principal Accounting and Financial Officer , and Secretary

