Form 10-K/A
period 2011-12-31
SAFECODE DRUG TECHNOLOGIES CORP.
filed 2012-04-12
CIK 1508470

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Yes   ☒ No ☐

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

Baby All Corp

Date: April 12, 2012	By:	/s/ Joel Klopfer
Name:
Title: Chief Executive Officer, and Director

	By ;	/s/ Itamar Zer
Name :
Title : Principal Accounting and Financial Officer , and Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 12, 2012	By:	/s/ Joel Klopfer
Name: Title: Chief Executive Officer, and Director

Date: April 12, 2012	By:	/s/ Itamar Zer
Name: Title: Principal Accounting and Financial Officer , and Secretary

