Form 10-Q
period 2012-03-31
SAFECODE DRUG TECHNOLOGIES CORP.
filed 2012-05-15
CIK 1508470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended  March 31 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number:

SAFECODE DRUG TECHNOLOGIES CORP

(Exact name of registrant as specified in its charter)

Delaware	99-0362482
(State of incorporation)	(I.R.S. Employer Identification No.)

c/o Joel Klopfer

6 Meever HaMiltah Street

Jerusalem 97761, Israel

Phone number: 972-507839976

Fax number:972-507839976

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

As of May 15 2012, 50,000000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

2

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

SAFECODE DRUG TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

MARCH 31, 2012

SAFECODE DRUG TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

	As of	As of
	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)

ASSETS

Current Assets:
Cash and cash equivalents	$103,704	$-
Deferred offering costs	-	20,000

Total current assets	103,704	20,000

Total Assets	$103,704	$20,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$22,057	$42,481
Loans from related parties - Directors and stockholders	52,918	28,136

Total current liabilities	74,975	70,617

Total liabilities	74,975	70,617

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $.0001 per share, 200,000,000 shares authorized, 50,000,000 and 30,000,000 shares issued and outstanding, respectively	5,000	3,000
Additional paid-in capital	78,000	-
(Deficit) accumulated during the development stage	(54,271)	(53,617)

Total stockholders' equity (deficit)	28,729	(50,617)

Total Liabilities and Stockholders' Equity (Deficit)	$103,704	$20,000

The accompanying notes to financial statements

are an integral part of these financial statements.

SAFECODE DRUG TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011,

AND CUMULATIVE FROM INCEPTION (NOVEMBER 23, 2010)

THROUGH MARCH 31, 2012

(Unaudited)

	Three Months Ended		Cumulative
	March 31,		From
	2012	2011	Inception

Revenues	$-	$-	$-

Expenses:
Professional fees	4,358	6,650	44,214
Consulting	-	-	3,000
Patent	-	-	9,284
Other	2,116	-	2,116
Legal - incorporation	-	-	1,477

Total expenses	6,474	6,650	60,091

(Loss) from Operations	(6,474)	(6,650)	(60,091)

Other Income (Expense)	5,820	-	5,820

Provision for income taxes	-	-	-

Net (Loss)	$(654)	$(6,650)	$(54,271)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	35,714,286	30,000,000

The accompanying notes to financial statements are

an integral part of these financial statements.

SAFECODE DRUG TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM INCEPTION (NOVEMBER 23, 2010)

THROUGH MARCH 31, 2012

(Unaudited)

					(Deficit)
					Accumulated
			Stock	Additional	During the
	Common stock		Subscription	Paid-in	Development
	Shares	Amount	Receivable	Capital	Stage	Totals

Balance - at inception	-	$-		$-	$-	$-
				-
Common stock issued for cash	30,000,000	3,000	(3,000)	-	-	-
				-
Net (loss) for the period	-	-	-	-	(11,761)	(11,761)

Balance - December 31, 2010	30,000,000	$3,000	$(3,000)	$-	$(11,761)	$(11,761)

Stock subscription payment received	-	-	3,000	-	-	3,000

Net (loss) for the period	-	-	-	-	(41,856)	(41,856)

Balance - December 31, 2011	30,000,000	$3,000	$-	$-	$(53,617)	$(50,617)

Common stock issued for cash	20,000,000	2,000	-	78,000	-	80,000

Net (loss) for the period	-	-	-	-	(654)	(654)

Balance - March 31, 2012	50,000,000	$5,000	$-	$78,000	$(54,271)	$28,729

The accompanying notes to financial statements are

an integral part of these financial statements.

SAFECODE DRUG TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011,

AND CUMULATIVE FROM INCEPTION (NOVEMBER 23, 2010)

THROUGH MARCH 31, 2012

(Unaudited)

	Three Months Ended		Cumulative
	March 31,		From
	2012	2011	Inception

Operating Activities:
Net (loss)	$(654)	$(6,650)	$(54,271)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in net assets and liabilities-
Deferred offering costs	20,000	-	-
Accounts payable and accrued liabilities	(20,424)	(2,400)	22,057

Net Cash Used in Operating Activities	(1,078)	(9,050)	(32,214)

Investing Activities:	-	-	-

Net Cash Used in Investing Activities	-	-	-

Financing Activities:
Loans from related parties - directors and stockholders	24,782	6,050	52,918
Proceeds from stock issued	80,000	3,000	83,000

Net Cash Provided by Financing Activities	104,782	9,050	135,918

Net (Decrease) Increase in Cash	103,704	-	103,704

Cash - Beginning of Period	-	-	-

Cash - End of Period	$103,704	$-	$103,704

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2012, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2012, and the results of its operations and its cash flows for the periods ended March 31, 2012, and 2011. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2012. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2011, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended March 31, 2012.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. The carrying value of accrued liabilities, and loans from directors and stockholders approximates fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. If the offering is successful, these costs will be charged against the proceeds. If the offering is unsuccessful, these costs will be expensed.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended March 31, 2012, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses. Actual results could differ from those estimates made by management.

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

The Company commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 20,000,000 shares of newly issued common stock at an offering price of $0.005 per share for proceeds of up to $100,000. The Registration Statement was declared effective on December 27, 2011. On March 6, 2012, the Company issued 20,000,000 shares of common stock pursuant to the Registration Statement on Form S-1 for proceeds of $100,000. The offering costs of $20,000 related to this capital formation activity were charged against the capital raised.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. This raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

(4)  Loans from Related Parties - Directors and Stockholders

As of March 31, 2012, loans from related parties amounted to $52,918 and represented working capital advances from Directors who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

(5)  Common Stock

On November 24, 2010, the Company issued 30,000,000 shares of its common stock to individuals who are Directors and officers of the company for $3,000 or $0.0001 per share.

The Company commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 20,000,000 shares of newly issued common stock at an offering price of $0.005 per share for proceeds of up to $100,000. The Registration Statement was declared effective on December 27, 2011. On March 6, 2012, the Company issued 20,000,000 shares of common stock pursuant to the Registration Statement on Form S-1 for proceeds of $100,000. The offering costs of $20,000 related to this capital formation activity were charged against the capital raised.

(6)  Income Taxes

The provision (benefit) for income taxes for the periods ended March 31, 2012 and 2011, was as follows (assuming a 23% effective tax rate):

	2012	2011
Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$150	$1,530
Amortization deduction	36	-
Change in valuation allowance	(186)	(1,530)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of March 31, 2012 and December 31, 2011 as follows:

	2012	2011
Loss carryforwards	$10,537	$10,351
Less - Valuation allowance	(10,537)	(10,351)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended March 31, 2012 and December 31, 2011, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2012, the Company had approximately $46,000 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2032.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company will file income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

(7)  Related Party Transactions

As described in Note 4, as of March 31, 2012, the Company owed $52,918 to Directors, officers, and principal stockholders of the Company for working capital loans.

As described in Note 5, on November 24, 2010, the Company issued 30,000,000 shares of its common stock to Directors and officers for $3,000 or $0.0001 per share.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-Q, references to the “SafeCode Drug Technologies Corp ,” Company,” “we,” “our” or “us” refer to SafeCode Drug Technologies Corp .  Unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

For a description of such risks and uncertainties refer to our Registration Statement on Form S-1, filed with the Securities and Exchange Commission. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Our Business

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

Employees

Other than our current Directors and officers, we have three part-time employees.

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

The Company in q1 2012 raised gross proceeds of $100,000 and is currently seeking currently to identify target Partners and also seeking Companies to manufacture a prototype of the patent pending technology

General Working Capital

We have raised as of today $100,000 in gross proceeds  pursuant to the effective Registration Statement on Form S-1, filed with the Securities and Exchange Commission .

Liquidity and Capital Resources

Our balance sheet as March 31 2012 reflects cash in the amount of $103,704. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. The operating expenses and net loss for the three months ended March 31 2012 and March 31 2011 amounted to $6,474 , $6,650 and $654 and $6,650, respectively .

Going Concern Consideration

Our auditors have issued an opinion on our annual financial statements which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated until we begin marketing the product. Accordingly, we must raise capital from sources other than the actual sale of the product. We must raise capital to implement our project and stay in business.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officers have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial and accounting officers.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A.            Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matters  submitted to a vote of security holders during the three months ended March 31 2012.

Item 5. Other Information.

None

Item 6. Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley (filed herewith)

32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley (filed herewith)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2012	SAFECODE DRUG TEHCNOLOGIES

	By:	/s/ Joel Klopfer
Name Joel Klopfer
Title: President and Director
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date May 15, 2012	By:	/s/ Joel Klopfer
Name: Joel Klopfer
Title: President and Director
(Principal Executive Officer)

Date: May 15, 2012	By:	/s/ Itamar Zer
Name: Itamar Zer
Title: Secretary and Director
(Principal Internal Accounting and financial Officer)

