Form 10-Q
period 2012-09-30
SAFECODE DRUG TECHNOLOGIES CORP.
filed 2012-11-09
CIK 1508470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended  September 30 , 2012

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

As of September 30 2012, 50,000000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

2

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

SAFECODE DRUG TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

Financial Statements-

Balance Sheets as of September 30, 2012 and December 31, 2011	F-2

Statements of Operations for the Three Months Ended and Nine Month Ended
September 30, 2012, and 2011 and Cumulative from Inception	F-3

Statement of Changes in Stockholders’ Equity for the Period from Inception
Through September 30, 2012	F-4

Statements of Cash Flows for the Nine Months Ended September 30, 2012
and 2011 And Cumulative from Inception	F-5

Notes to Financial Statements	F-6

SAFECODE DRUG TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

	As of	As of
	September 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$103,704	$-
Deferred offering costs	-	20,000

Total current assets	103,704	20,000

Total Assets	$103,704	$20,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$30,057	$42,481
Loans from related parties - Directors and stockholders	81,553	28,136

Total current liabilities	111,610	70,617

Total liabilities	111,610	70,617

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $.0001 per share, 200,000,000 shares authorized, 50,000,000 and 30,000,000 shares issued and outstanding, respectively	5,000	3,000
Additional paid-in capital	78,000	-
(Deficit) accumulated during the development stage	(90,906)	(53,617)

Total stockholders' equity (deficit)	(7,906)	(50,617)

Total Liabilities and Stockholders' Equity (Deficit)	$103,704	$20,000

The accompanying notes to financial statements

are an integral part of these financial statements.

SAFECODE DRUG TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

AND CUMULATIVE FROM INCEPTION (NOVEMBER 23, 2010)

THROUGH SEPTEMBER 30, 2012

(Unaudited)

	Three Months Ended		Nine Months Ended		Cumulative
	September 30,		September 30,		From
	2012	2011	2012	2011	Inception

Revenues	$-	$-	$-	$-	$-

Expenses:
Professional fees	5,000	5,299	14,987	15,949	54,843
Consulting	10,000	-	20,000	-	23,000
Patent	-	-	-	-	9,284
Other	6,006	-	8,122	-	8,122
Legal - incorporation	-	-	-	-	1,477

Total expenses	21,006	5,299	43,109	15,949	96,726

(Loss) from Operations	(21,006)	(5,299)	(43,109)	(15,949)	(96,726)

Other Income (Expense)	-	-	5,820	-	5,820

Provision for income taxes	-	-	-	-	-

Net (Loss)	$(21,006)	$(5,299)	$(37,289)	$(15,949)	$(90,906)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	50,000,000	30,000,000	45,255,474	30,000,000

The accompanying notes to financial statements are

an integral part of these financial statements.

SAFECODE DRUG TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM INCEPTION (NOVEMBER 23, 2010)

THROUGH SEPTEMBER 30, 2012

(Unaudited)

					(Deficit)
					Accumulated
			Stock	Additional	During the
	Common stock		Subscription	Paid-in	Development
	Shares	Amount	Receivable	Capital	Stage	Totals

Balance - at inception	-	$-		$-	$-	$-
				-
Common stock issued for cash	30,000,000	3,000	(3,000)	-	-	-
				-
Net (loss) for the period	-	-	-	-	(11,761)	(11,761)

Balance - December 31, 2010	30,000,000	$3,000	$(3,000)	$-	$(11,761)	$(11,761)

Stock subscription payment received	-	-	3,000	-	-	3,000

Net (loss) for the period	-	-	-	-	(41,856)	(41,856)

Balance - December 31, 2011	30,000,000	$3,000	$-	$-	$(53,617)	$(50,617)

Common stock issued for cash	20,000,000	2,000	-	78,000	-	80,000

Net (loss) for the period	-	-	-	-	(37,289)	(37,289)

Balance - September 30, 2012	50,000,000	$5,000	$-	$78,000	$(90,906)	$(7,906)

The accompanying notes to financial statements are

an integral part of these financial statements.

SAFECODE DRUG TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011,

AND CUMULATIVE FROM INCEPTION (NOVEMBER 23, 2010)

THROUGH SEPTEMBER 30, 2012

(Unaudited)

	Nine Months Ended		Cumulative
	September 30,		From
	2012	2011	Inception

Operating Activities:
Net (loss)	$(37,289)	$(15,949)	$(90,906)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in net assets and liabilities-
Deferred offering costs	20,000	-	-
Accounts payable and accrued liabilities	(12,424)	5,600	30,057

Net Cash Used in Operating Activities	(29,713)	(10,349)	(60,849)

Investing Activities:	-	-	-

Net Cash Used in Investing Activities	-	-	-

Financing Activities:
Loans from related parties - directors and stockholders	53,417	7,349	81,553
Proceeds from stock issued	80,000	3,000	83,000

Net Cash Provided by Financing Activities	133,417	10,349	164,553

Net (Decrease) Increase in Cash	103,704	-	103,704

Cash - Beginning of Period	-	-	-

Cash - End of Period	$103,704	$-	$103,704

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2012, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2012, and the results of its operations and its cash flows for the periods ended September 30, 2012, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2012. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2011, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended September 30, 2012.

Income Taxes

Income taxes are accounted for under the asset and liability method pursuant to FASB ASC Topic 740. Deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended September 30, 2012, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2012, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

(4)  Loans from Related Parties - Directors and Stockholders

As of September 30, 2012, loans from related parties amounted to $81,553 and represented working capital advances from Directors who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

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

(6)  Income Taxes

The provision (benefit) for income taxes for the periods ended September 30, 2012 and 2011, was as follows (assuming a 23% effective tax rate):

	2012	2011

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$8,576	$3,668
Amortization deduction	107	107
Change in valuation allowance	(8,683)	(3,775)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of September 30, 2012 and December 31, 2011 as follows:

	2012	2011

Loss carryforwards	$19,034	$10,351
Less - Valuation allowance	(19,034)	(10,351)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended September 30, 2012 and December 31, 2011, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2012, the Company had approximately $82,800 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2032.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company will file income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

(7)  Related Party Transactions

As described in Note 4, as of June 30, 2012, the Company owed $81,553 to Directors, officers, and principal stockholders of the Company for working capital loans.

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

Liquidity and Capital Resources

Our balance sheet as September 30 2012 reflects cash in the amount of $103,704. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. The operating expenses and net loss for the nine months ended September 30 2012 and September 30 2011 amounted to $43,109 , $37,289 and $15,949, respectively .

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

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matters  submitted to a vote of security holders during the six months ended September 30 2012.

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

Date: November 9 , 2012	SAFECODE DRUG TEHCNOLOGIES

	By:	/s/ Joel Klopfer
Name Joel Klopfer
Title: President and Director
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 9 , 2012	By:	/s/ Joel Klopfer
Name: Joel Klopfer
Title: President and Director
(Principal Executive Officer)

Date: November 9 , 2012	By:	/s/ Itamar Zer
Name: Itamar Zer
Title: Secretary and Director
(Principal Internal Accounting and financial Officer)

