Form 10-Q/A
period 2012-06-30
SAFECODE DRUG TECHNOLOGIES CORP.
filed 2012-12-18
CIK 1508470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of August 1, 2012, 50,000,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Explanatory Note

There was an error in the Financial Statements where it stated that the Company had not commenced its operations and that was amended to state that the Co has started its operations and is in its development stage but had not yet generated revenues .This was amended to be consistent with the rest of the 10-Q.

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

(2)  Development Stage Activities and Going Concern

The Company is currently in the development stage, and has not yet generated revenues. The business plan of the Company is to patent and develop a commercial application of a voice enabled protector for administering medicine and seek third party entities interested in licensing the rights to manufacture and market the device.

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

The Company has concurrently entered into an agreement with a US - ISRAELI marketing consulting Co called, Strategic Marketing Technologies Corp, whereby they will assist Safecode Drug Technologies Corp to conceptualize and manufacture a prototype of its patent pending medical product for a demonstration and the possible market penetration into the US Department of Defense. The project is estimated to be completed over a period of 6-9 months and will cost $53,000 payable in milestones over the related period.

General Working Capital

We have raised as of today $100,000 in gross proceeds  pursuant to the effective Registration Statement on Form S-1, filed with the Securities and Exchange Commission .

Liquidity and Capital Resources

Our balance sheet as June 30 2012 reflects cash in the amount of $103,704. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. The operating expenses and net loss for the six months ended June 30 2012 and June 30 2011 amounted to $22,103 , $10,650 and $16,283 and $10,650, respectively .

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

Date: December 17, 2012	SAFECODE DRUG TEHCNOLOGIES

	By:	/s/ Joel Klopfer
Name Joel Klopfer
Title: President and Director
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 17, 2012	By:	/s/ Joel Klopfer
Name: Joel Klopfer
Title: President and Director
(Principal Executive Officer)

Date: December 17, 2012	By:	/s/ Itamar Zer
Name: Itamar Zer
Title: Secretary and Director
(Principal Internal Accounting and financial Officer)

