Form 10-Q/A
period 2012-09-30
SAFECODE DRUG TECHNOLOGIES CORP.
filed 2012-12-18
CIK 1508470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended  September 30, 2012

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

Liquidity and Capital Resources

Our balance sheet as September 30 2012 reflects cash in the amount of $103,704. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. The operating expenses and net loss for the nine months ended September 30 2012 and September 30 2011 amounted to $43,109, $37,289 and $15,949, respectively .

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

Date: December 17, 2012	SAFECODE DRUG TECHNOLOGIES

	By:	/s/ Joel Klopfer
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

