Form 10-K
period 2012-12-31
SAFECODE DRUG TECHNOLOGIES CORP.
filed 2013-03-25
CIK 1508470

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Yes ☐   No ☒

The number of shares of the issuer’s common stock issued and outstanding as of December 31, 2012, was 76,082,851 shares.

The aggregate market value of the Company’s Common Stock as of the last business trading day of the prior fiscal year was $13,600,000 based on $0.18 per share.

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

On November 15, 2012, the Company entered into a license agreement with Medisafe 1 Technologies Corp., a Delaware corporation and a public reporting company engaged in the development of medical technology products. Pursuant to the License Agreement, Safecode, as licensee, has been granted a non – exclusive perpetual license to manufacture, market and otherwise commercially exploit world-wide Medisafe's patented device for administering medicine in correct dosages to the correct patient . The License Agreement provides that as consideration for the license, Safecode will issue to Medisafe 10,000,000 shares of its common stock. The stock was valued at the market value of $1,800,000 on the date issued.

On November 26, 2012, the Company entered into a share exchange agreement with Biomedix Incubator, an Israeli company and a shareholder of Gefen Biomed Investments, a publicly traded Isareali company. The Company issued 1,082,851 shares to Biomedix Incubator and received in return 921,790 shares of Gefen Biomed Investments. The shares were valued at $194,913 which was the market price of the Company’s shares on the date of the exchange. The investment in Gefen is less than 4.9% of Gefen’s outstanding stock.

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

The Company has raised $100,000 pursuant to the effective S1 registration statement and has enough funds for the next twelve months however if the Company will not generate revenues within twelve months it will need to continue to raise equity thru either debt and / or equity financing .

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

Market Information

Our common stock is trading on the OTC under the symbol SAFC.

Holders

As of  December 31 2012 , there were 76,082,851 common shares issued and outstanding, which were held by 29 stockholders of record.

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

On October 22, 2012 and October 30, 2012, the Company issued 13,500,000 shares of its unregistered common stock as payment for services. The shares were valued at $67,500 or $0.005 per share based on agreement of the parties that the compensation for services was valued at the share price in the registration statement.

On November 15, 2012, the Company entered into a license agreement with Medisafe 1 Technologies Corp., a Delaware corporation and a public reporting company engaged in the development of medical technology products. Pursuant to the License Agreement, Safecode, as licensee, has been granted a non – exclusive perpetual license to manufacture, market and otherwise commercially exploit world-wide Medisafe's patented device for administering medicine in correct dosages to the correct patient . The License Agreement provides that as consideration for the license, Safecode will issue to Medisafe 10,000,000 shares of its common stock. The stock was valued at the market value of $1,800,000 on the date issued.

On November 26, 2012, the Company entered into a share exchange agreement with Biomedix Incubator, an Israeli company and a shareholder of Gefen Biomed Investments, a publicly traded Isareali company. The Company issued 1,082,851 shares to Biomedix Incubator and received in return 921,790 shares of Gefen Biomed Investments. The shares were valued at $194,913 which was the market price of the Company’s shares on the date of the exchange. The investment in Gefen is less than 4.9% of Gefen’s outstanding stock.

On December 18, 2012, the Company issued 1,500,000 shares of its unregistered common stock as payment for services. The shares were valued at $52,650 or $0.0351 per share based on the current market price of the shares.

In February and March 2012 the Company issued 20,000,000 free trading shares pursuant to the effective S1 registration Statement declared effective by the SEC on December 27 2012.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2012

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

We have signed an agreement with IntoVision an Israeli technology development Co to design a prototype of the patent pending technology This is expected to take approximately 4-6 months .

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

Liquidity and Capital Resources

As of December 31, 2012 we had $174,333  in current marketable securities . We incurred a net loss of $2,064,283 for the fiscal year ended December 31, 2012 as compared with a net loss of $41,856  for the period ending December 31 2011. The increase in the 2012 net loss is applicable to impairment expenses in the amount of $1,800,000 relating to the technology acquired from Medisafe .  Our cumulative net loss since inception is $2,117,900, which is comprised entirely of general and administrative expenses and the impairment expense of $1,800,000.

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

Item 7. Financial Statements and Supplementary Data.

SAFECODE DRUG TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

Report of Registered Independent Auditors	F-2

Financial Statements-

Balance Sheets as of December 31, 2012 and 2011	F-3

Statements of Operations for the Years Ended
December 31, 2012 and 2011, and Cumulative from Inception	F-4

Statement of Changes in Stockholders’ Equity for the Period from Inception
Through December 31, 2012	F-5

Statements of Cash Flows for the Years Ended December 31, 2012 and 2011
And Cumulative from Inception	F-6

Notes to Financial Statements	F-7

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of SafeCode Drug Technologies Corp.:

We have audited the accompanying balance sheets of SafeCode Drug Technologies Corp. (a Delaware corporation in the development stage) as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ equity, and cash flows for the periods ended December 31, 2012 and 2011, and from inception (November 23, 2010) through December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SafeCode Drug Technologies Corp. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the periods ended December 31, 2012 and 2011, and from inception November 23, 2010) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2012, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

Weinberg & Baer LLC

Baltimore, Maryland

March 4, 2013

SAFECODE DRUG TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

AS OF DECEMBER 31, 2012 AND 2011

ASSETS
	As of	As of
	December 31,	December 31,
	2012	2011

Current Assets:
Marketable securities	$174,333	$-
Deferred offering costs	-	20,000

Total current assets	174,333	20,000

Total Assets	$174,333	$20,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$41,111	$42,481
Loans from related parties - Directors and stockholders	13,773	28,136
Convertible note payable, net of discount	6,786	-

Total current liabilities	61,670	70,617

Total liabilities	61,670	70,617

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $.0001 per share, 200,000,000 shares authorized,
76,082,851 and 30,000,000 shares issued and outstanding, respectively	7,608	3,000
Additional paid-in capital	2,222,955	-
(Deficit) accumulated during the development stage	(2,117,900)	(53,617)

Total stockholders' equity (deficit)	112,663	(50,617)

Total Liabilities and Stockholders' Equity (Deficit)	$174,333	$20,000

The accompanying notes to financial statements are

an integral part of these financial statements.

SAFECODE DRUG TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

AND CUMULATIVE FROM INCEPTION (NOVEMBER 23, 2010)

THROUGH DECEMBER 31, 2012

	Year Ended	Year Ended	Cumulative
	December 31,	December 31,	From
	2012	2011	Inception

Revenues	$-	$-	$-

Expenses:
Professional fees	66,308	38,856	106,164
Consulting	171,674	3,000	174,674
Patent	-	-	9,284
Other	4,349	-	4,349
Legal - incorporation	-	-	1,477
Impairment expense	1,800,000	-	1,800,000

Total expenses	2,042,331	41,856	2,095,948

(Loss) from Operations	(2,042,331)	(41,856)	(2,095,948)

Other Income (Expense)
Foreign currency gains	5,820	-	5,820
Interest expense	(7,192)	-	(7,192)
Unrealized loss on trading securities	(20,580)	-	(20,580)

Provision for income taxes	-	-	-

Net (Loss)	$(2,064,283)	$(41,856)	$(2,117,900)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.04)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	50,136,120	30,000,000

The accompanying notes to financial statements are

an integral part of these financial statements.

SAFECODE DRUG TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM INCEPTION (NOVEMBER 23, 2010)

THROUGH DECEMBER 31, 2012

					(Deficit)
					Accumulated
			Stock	Additional	During the
	Common stock		Subscription	Paid-in	Development
	Shares	Amount	Receivable	Capital	Stage	Totals

Balance - at inception	-	$-		$-	$-	$-
				-
Common stock issued for cash	30,000,000	3,000	(3,000)	-	-	-
Net (loss) for the period	-	-	-	-	(11,761)	(11,761)

Balance - December 31, 2010	30,000,000	$3,000	$(3,000)	$-	$(11,761)	$(11,761)

Stock subscription payment received	-	-	3,000	-	-	3,000
Net (loss) for the period	-	-	-	-	(41,856)	(41,856)

Balance - December 31, 2011	30,000,000	$3,000	$-	$-	$(53,617)	$(50,617)

Common stock issued for cash	20,000,000	2,000	-	78,000	-	80,000
Common stock issued for services	13,500,000	1,350		66,150		67,500
Convertible note discount	-	-		32,500		32,500
Common stock issued to acquire a license	10,000,000	1,000		1,799,000		1,800,000
Common stock issued to acquire an investment	1,082,851	108		194,805		194,913
Common stock issued for services	1,500,000	150		52,500		52,650
Net (loss) for the period	-	-	-	-	(2,064,283)	(2,064,283)

Balance - December 31, 2012	76,082,851	$7,608	$-	$2,222,955	$(2,117,900)	$112,663

The accompanying notes to financial statements are

an integral part of these financial statements.

SAFECODE DRUG TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

AND CUMULATIVE FROM INCEPTION (NOVEMBER 23, 2010)

THROUGH DECEMBER 31, 2012

	Year Ended	Year Ended	Cumulative
	December 31,	December 31,	From
	2012	2011	Inception

Operating Activities:
Net (loss)	$(2,064,283)	$(41,856)	$(2,117,900)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Common stock issued for services	120,150	-	120,150
Impairment	1,800,000	-	1,800,000
Unrealized loss on trading securities	20,580	-	20,580
Amortization of convertible note discount	6,786	-	6,786
Changes in net assets and liabilities-
Deferred offering costs	20,000	-	-
Accounts payable and accrued liabilities	(1,370)	17,947	41,111

Net Cash Used in Operating Activities	(98,137)	(23,909)	(129,273)

Investing Activities:	-	-	-

Net Cash Used in Investing Activities	-	-	-

Financing Activities:
Proceeds from related party loans	89,341	20,909	117,477
Payments of related party loans	(103,704)	-	(103,704)
Proceeds from convertible loans	32,500	-	32,500
Proceeds from stock issued	80,000	3,000	83,000

Net Cash Provided by Financing Activities	98,137	23,909	129,273

Net (Decrease) Increase in Cash	-	-	-

Cash - Beginning of Period	-	-	-

Cash - End of Period	$-	$-	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
Common stock issued to acquire an investment	$194,913	$-	$194,913
Common stock issued to acquire license	$1,800,000	$-	$1,800,000

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended December 31, 2012.

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

Fair Value of Financial Instruments

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) a reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.

As of December 31,2012 marketable securities were valued at $174,333 based on level 1 inputs.

As of December 31, 2012 and 2011, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2012, and expenses for the period ended December 31, 2012, and cumulative from inception. Actual results could differ from those estimates made by management.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2012, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)  Marketable Securities

On November 26, 2012, the Company entered into a share exchange agreement with Biomedix Incubator, an Israeli company and a shareholder of Gefen Biomed Investments, a publicly traded Israeli company. The Company issued 1,082,851 shares to Biomedix Incubator and received in return 921,790 shares of Gefen Biomed Investments. The shares were valued at $194,913 which was the market price of the Company’s shares on the date of the exchange. The investment in Gefen is less than 4.9% of Gefen’s outstanding stock.

As of December 31, 2012 marketable securities were designated as trading securities with an aggregate fair value of $174,333. The cost basis of the securities was $194,913. As of December 31, 2012, the unrealized loss presented in the statement of operations was $20,580.

(4)  License Agreeement

On November 15, 2012, the Company entered into a license agreement with Medisafe 1 Technologies Corp., a Delaware corporation and a public reporting company engaged in the development of medical technology products. Pursuant to the License Agreement, Safecode, as licensee, has been granted a non – exclusive perpetual license to manufacture, market and otherwise commercially exploit world-wide Medisafe's patented device for administering medicine in correct dosages to the correct patient . The License Agreement provides that as consideration for the license, Safecode will issue to Medisafe ten million shares of its common stock. The stock was valued at the market value of $1,800,000 on the date issued. The License Agreement provides for certain adjustments in the event that Safecode's shares are not equal to $0.70 or greater than that price twelve months after the effective date of the agreement. As of December 31, 2012, the Company recorded an impairment expense for the full value of the license.

(5)  Loans from Related Parties - Directors and Stockholders

As of December 31, 2012, loans from related parties amounted to $13,773 and represented working capital advances from Directors who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

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

On October 22, 2012 and October 30, 2012, the Company issued 13,500,000 shares of its unregistered common stock as payment for services. The shares were valued at $67,500 or $0.005 per share based on agreement of the parties that the compensation for services was valued at the share price in the registration statement.

On November 15, 2012, the Company entered into a license agreement with Medisafe 1 Technologies Corp., a Delaware corporation and a public reporting company engaged in the development of medical technology products. Pursuant to the License Agreement, Safecode, as licensee, has been granted a non – exclusive perpetual license to manufacture, market and otherwise commercially exploit world-wide Medisafe's patented device for administering medicine in correct dosages to the correct patient . The License Agreement provides that as consideration for the license, Safecode will issue to Medisafe 10,000,000 shares of its common stock. The stock was valued at the market value of $1,800,000 on the date issued.

On November 26, 2012, the Company entered into a share exchange agreement with Biomedix Incubator, an Israeli company and a shareholder of Gefen Biomed Investments, a publicly traded Isareali company. The Company issued 1,082,851 shares to Biomedix Incubator and received in return 921,790 shares of Gefen Biomed Investments. The shares were valued at $194,913 which was the market price of the Company’s shares on the date of the exchange. The investment in Gefen is less than 4.9% of Gefen’s outstanding stock.

On December 18, 2012, the Company issued 1,500,000 shares of its unregistered common stock as payment for services. The shares were valued at $52,650 or $0.0351 per share based on the current market price of the shares.

(7)  Income Taxes

The provision (benefit) for income taxes for the periods ended December 31, 2012 and 2011, was as follows (assuming a 23% effective tax rate):

	2012	2011

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$33,293	$9,769
Amortization deduction	142	142
Change in valuation allowance	(33,435)	(9,912)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of December 31, 2012 and 2011, as follows:

	2012	2011

Loss carryforwards	$43,644	$10,351
Less - Valuation allowance	(43,644)	(10,351)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended December 31, 2012 and 2011, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2012, the Company had approximately $170,000 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2032.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company will file income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

(8)  Related Party Transactions

As described in Note 5, as of S December 31, 2012, the Company owed $13,773 to Directors, officers, and principal stockholders of the Company for working capital loans.

As described in Note 6, on November 24, 2010, the Company issued 30,000,000 shares of its common stock to Directors and officers for $3,000 or $0.0001 per share.

(9)  Commitment

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

Item 8.           Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A(T).   Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We are required to maintain disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and Internal Accounting Officer , to allow timely decisions regarding required disclosure. As of December 31 2012 we conducted an evaluation, under the supervision, and with the participation of our CEO and INTERNAL ACCOUNTING OFFICER , of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and INTERNAL ACCOUNTING OFFICER concluded that our disclosure controls and procedures were effective.

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

Changes in internal control over financial reporting

During the year ended December 31, 2012, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 8B.        Other Information.

None

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

Item 11.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of December 31 2012 , the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 76,082,851 shares of our common stock issued and outstanding as of December 31 2012 . We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned or Right to Direct Vote (1)	Percent of Common Stock Beneficially Owned or Right to Direct Vote
Joel Klopfer	15,000,000	19.7%
Itamar Zer	15,000,000	19.7%

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

As of December 31, 2012, the Company owed $13,773 to Directors, officers, and principal stockholders of the Company for working capital loans.

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

Item 13.         Principal Accounting Fees and Services.

Our principal independent accountant is Weinberg and Bear LLC. Their pre-approved fees billed to the Company are set forth below:

	For Fiscal Year Ended December 31, 2012	For Fiscal Year Ended December 31, 2011
Audit Fees	$11,000	$10,000

Tax Fees ( Paid to Alan Weinberg CPA )	$500	$500

As of December 31, 2012, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

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

SAFECODE DRUG TECHNOLOGIES CORP

Date: March 25, 2013	By:	/s/ Joel Klopfer
Name:
	Title:	Chief Executive Officer, and Director

	By:	/s/ Itamar Zer
Name:
	Title:	Principal Accounting and Financial Officer , and Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 25, 2013	By:	/s/ Joel Klopfer
Name:
	Title:	Chief Executive Officer, and Director

Date: March 25, 2013	By:	/s/ Itamar Zer
Name:
	Title:	Principal Accounting and Financial Officer , and Secretary

