Form 10-Q
period 2013-03-31
SAFECODE DRUG TECHNOLOGIES CORP.
filed 2013-05-10
CIK 1508470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended  March 31 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number:

SAFECODE DRUG TECHNOLOGIES CORP

(Exact name of registrant as specified in its charter)

Delaware	99-0362482
(State of incorporation)	(I.R.S. Employer Identification No.)

c/o Akiva Shonfled

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

As of March 31 2013, 107,582,851 shares of common stock, par value $0.0001 per share, were issued and outstanding.

2

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

SAFECODE DRUG TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

MARCH 31, 2013

Financial Statements-

Balance Sheets as of March 31, 2013 and December 31, 2012	F-2

Statements of Operations for the Three months Ended
March 31, 2013 and 2012, and Cumulative from Inception	F-3

Statement of Changes in Stockholders’ Equity for the Period from Inception
Through March 31, 2013	F-4

Statements of Cash Flows for the Three months Ended March 31, 2013 and 2012
And Cumulative from Inception	F-5

Notes to Financial Statements	F-6

SAFECODE DRUG TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

ASSETS
	As of	As of
	March 31,	December 31,
	2013	2012
	(Unaudited)
Current Assets:
Marketable securities	$13,935	$174,333
Due from shareholders	1,137	-

Total current assets	15,072	174,333

Intangible Assets:	110,000	-

Total Assets	$125,072	$174,333

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$27,321	$41,111
Loans from related parties - Directors and stockholders	-	13,773
Convertible note payable, net of discount	135,067	6,786

Total current liabilities	162,388	61,670

Total liabilities	162,388	61,670

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $.0001 per share, 1,000,000,000 shares authorized,
107,582,851 and 76,082,851 shares issued and outstanding, respectively	10,758	7,608
Additional paid-in capital	2,632,817	2,222,955
(Deficit) accumulated during the development stage	(2,680,891)	(2,117,900)

Total stockholders' equity (deficit)	(37,316)	112,663

Total Liabilities and Stockholders' Equity (Deficit)	$125,072	$174,333

The accompanying notes to financial statements

are an integral part of these financial statements.

SAFECODE DRUG TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months
	Ended	Ended	Cumulative
	March 31,	March 31,	From
	2013	2012	Inception

Revenues	$-	$-	$-

Expenses:
Professional fees	13,166	4,358	119,330
Consulting	397,790	-	572,464
Commissions	92,564	-	92,564
Patent	-	-	9,284
Other	1,700	2,116	6,049
Legal - incorporation	-	-	1,477
Impairment expense	-	-	1,800,000

Total expenses	505,220	6,474	2,601,168

(Loss) from Operations	(505,220)	(6,474)	(2,601,168)

Other Income (Expense)
Foreign currency gains	-	5,820	5,820
Interest expense	(34,218)	-	(41,410)
Loss on sale of trading securities	(35,487)	-	(35,487)
Unrealized gain (loss) on trading securities	11,934	-	(8,646)

Provision for income taxes	-	-	-

Net (Loss)	$(562,991)	$(654)	$(2,680,891)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	79,578,753	35,714,286

The accompanying notes to financial statements are

an integral part of these financial statements.

SAFECODE DRUG TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

					(Deficit)
					Accumulated
			Stock	Additional	During the
	Common stock		Subscription	Paid-in	Development
	Shares	Amount	Receivable	Capital	Stage	Totals

Balance - at inception	-	$-		$-	$-	$-
				-
Common stock issued for cash	30,000,000	3,000	(3,000)	-	-	-
Net (loss) for the period	-	-	-	-	(11,761)	(11,761)

Balance - December 31, 2010	30,000,000	$3,000	$(3,000)	$-	$(11,761)	$(11,761)

Stock subscription payment received	-	-	3,000	-	-	3,000
Net (loss) for the period	-	-	-	-	(41,856)	(41,856)

Balance - December 31, 2011	30,000,000	$3,000	$-	$-	$(53,617)	$(50,617)

Common stock issued for cash	20,000,000	2,000	-	78,000	-	80,000
Common stock issued for services	13,500,000	1,350		66,150		67,500
Convertible note discount	-	-		32,500		32,500
Common stock issued to acquire a license	10,000,000	1,000		1,799,000		1,800,000
Common stock issued to acquire an investment	1,082,851	108		194,805		194,913
Common stock issued for services	1,500,000	150		52,500		52,650
Net (loss) for the period	-	-	-	-	(2,064,283)	(2,064,283)

Balance - December 31, 2012	76,082,851	$7,608	$-	$2,222,955	$(2,117,900)	$112,663

Convertible note discount	-	-		62,222		62,222
Common stock issued for services	31,500,000	3,150		347,640		350,790
Net (loss) for the period	-	-	-	-	(562,991)	(562,991)

Balance - March 31, 2013	107,582,851	$10,758	$-	$2,632,817	$(2,680,891)	$(37,316)

The accompanying notes to financial statements are

an integral part of these financial statements.

SAFECODE DRUG TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

SAFECODE DRUG TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
	Three Months	Three Months
	Ended	Ended	Cumulative
	March 31,	March 31,	From
	2013	2012	Inception

Operating Activities:
Net (loss)	$(562,991)	$(654)	$(2,680,891)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Common stock issued for services	350,790	-	470,940
Impairment	-	-	1,800,000
Unrealized (gain) loss on trading securities	(11,934)	-	8,646
Amortization of convertible note discount	30,503	-	37,289
Changes in net assets and liabilities-
Deferred offering costs	-	20,000	-
Accounts payable and accrued liabilities	(13,790)	(20,424)	27,321

Net Cash Used in Operating Activities	(207,422)	(1,078)	(336,695)

Investing Activities:
Proceeds from sale of marketable securities	172,332	-	172,332

Net Cash Used in Investing Activities	172,332	-	172,332

Financing Activities:
Proceeds from related party loans	29,371	24,782	146,848
Payments of related party loans	(44,281)	-	(147,985)
Proceeds from convertible loans	50,000	-	82,500
Proceeds from stock issued	-	80,000	83,000

Net Cash Provided by Financing Activities	35,090	104,782	164,363

Net (Decrease) Increase in Cash	-	103,704	-

Cash - Beginning of Period	-	-	-

Cash - End of Period	$-	$103,704	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
Common stock issued to acquire an investment	$-	$-	$194,913
Common stock issued to acquire license	$-	$-	$1,800,000
Debt issued to acquire intangible assets	$110,000	$-	$110,000

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2013, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2013, and the results of its operations and its cash flows for the periods ended March 31, 2013, and 2012. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2013. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2012, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended March 31, 2013.

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

As of March 31,2013 marketable securities were valued at $13,935 based on level 1 inputs.

As of March 31, 2013 and December 31, 2012, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries.  None of the updates are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2013, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

As of March 31, 2013 marketable securities were designated as trading securities with an aggregate fair value of $13,935. The cost basis of these securities was $22,581. As of March 31, 2013, the unrealized loss presented in the statement of operations was $8,646.

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

(5)  Intangible Assets

On January 20, 2013, the Company entered into a technology transfer and sale agreement with Sindolor Medical Ltd. Pursuant to the Agreement the Company acquired all rights and title to certain products and technologies in consideration of a $110,000 convertible note.

(6)  Convertible Notes Payable

On November 5, 2012, the Company signed a $32,500 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on August 5, 2013.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 51% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period.

On January 2, 2013, the Company signed a $50,000 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on October 2, 2013.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 51% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period.

On January 20, 2013, the Company signed a $110,000 convertible promissory note with a third party.  The note bears interest at 10% per annum and is due on September 10, 2013.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 90% of the average of the lowest two trading prices for the Common Stock during the most recent twenty day period.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists.  The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. The BCF has been recorded as a discount to the notes payable and to Additional Paid-in Capital.

As of March 31, 2013, the balance of convertible notes payable was $135,067 net of unamortized discounts of $57,433.

For the three months ended March 31, 2013 the Company has recognized $3,715 in interest expense related to these notes and has amortized $30,503 of the beneficial conversion features which has been recorded as interest expense.

(7)  Loans from Related Parties - Directors and Stockholders

As of March 31, 2013, loans from related parties amounted to $13,773 and represented working capital advances from Directors who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

(8)  Common Stock

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

On January 18, 2013, the Company issued 1,500,000 shares of its unregistered common stock as payment for services. The shares were valued at $22,590 or $0.015 per share based on the current market price of the shares discounted for restricted trading.

On January 22, 2013, the Company issued 10,000,000 shares of its unregistered common stock as payment for services. The shares were valued at $135,000 or $0.0135 per share based on the current market price of the shares discounted for restricted trading.

On March 8, 2013, the Company issued 20,000,000 shares of its unregistered common stock as payment for services to a director of the Company. The shares were valued at $193,200 or $0.0097 per share based on the current market price of the shares discounted for restricted trading.

(9)  Income Taxes

The provision (benefit) for income taxes for the periods ended March 31, 2013 and 2012, was as follows (assuming a 23% effective tax rate):

	2013	2012

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$129,488	$150
Change in valuation allowance	(129,488)	(150)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of March 31, 2013 and December 31, 2012, as follows:

	2013	2012

Loss carryforwards	$202,605	$45,483
Less - Valuation allowance	(202,605)	(45,483)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended March 31, 2013 and 2012, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2013, the Company had approximately $880,000 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2033.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company will file income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

(10)  Related Party Transactions

As of March 31, 2013, the Company owed $13,773 to Directors, officers, and principal stockholders of the Company for working capital loans.

On November 24, 2010, the Company issued 30,000,000 shares of its common stock to Directors and officers for $3,000 or $0.0001 per share.

On March 8, 2013, the Company issued 20,000,000 shares of its unregistered common stock as payment for services to a director of the Company. The shares were valued at $193,200 or $0.0097 per share based on the current market price of the shares discounted for restricted trading.

(11)  Commitment

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

On January 20, 2013, the Company entered into a technology transfer and sale agreement with Sindolor Medical Ltd. Pursuant to the Agreement the Company acquired all rights and title to certain products and technologies in consideration of a $110,000 convertible note.

General Working Capital

We have raised as of today $100,000 in gross proceeds  pursuant to the effective Registration Statement on Form S-1, filed with the Securities and Exchange Commission .

Liquidity and Capital Resources

Our balance sheet as March 31 2013 reflects cash/marketable securities in the amount of $13,935. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. The operating expenses and net loss for the three months ended March 31 2013 and March 31 2012 amounted to $505,220, $6,474 respectively . The increase in the operating expenses are a result of equity compensation expense.

On November 5, 2012, the Company signed a $32,500 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on August 5, 2013.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 51% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period.

On January 2, 2013, the Company signed a $50,000 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on October 2, 2013.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 51% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period.

On January 20, 2013, the Company signed a $110,000 convertible promissory note with a third party.  The note bears interest at 10% per annum and is due on September 10, 2013.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 90% of the average of the lowest two trading prices for the Common Stock during the most recent twenty day period.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists.  The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. The BCF has been recorded as a discount to the notes payable and to Additional Paid-in Capital.

As of March 31, 2013, the balance of convertible notes payable was $135,067 net of unamortized discounts of $57,433.

For the three months ended March 31, 2013 the Company has recognized $3,715 in interest expense related to these notes and has amortized $30,503 of the beneficial conversion features which has been recorded as interest expense

Going Concern Consideration

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 18, 2013, the Company issued 1,500,000 shares of its unregistered common stock as payment for services. The shares were valued at $22,590 or $0.015 per share based on the current market price of the shares discounted for restricted trading.

On January 22, 2013, the Company issued 10,000,000 shares of its unregistered common stock as payment for services. The shares were valued at $135,000 or $0.0135 per share based on the current market price of the shares discounted for restricted trading.

On March 8, 2013, the Company issued 20,000,000 shares of its unregistered common stock as payment for services to a director of the Company. The shares were valued at $193,200 or $0.0097 per share based on the current market price of the shares discounted for restricted trading.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matters  submitted to a vote of security holders during the three months ended March 31 2013 .

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

Date: May 10 2013	SAFECODE DRUG TECHNOLOGIES

	By:	/s/ Akiva Shonfled
Name Akiva Shonfled
Title: President and Director
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 10 2013	By:	/s/ Akiva Shonfeld
Name: Akiva Shonfled
Title: President and Director
(Principal Executive Officer)

Date: May 10 2013	By:	/s/ Itamar Zer
Name: Itamar Zer
Title: Secretary and Director
(Principal Internal Accounting and financial Officer)

