Form 10-Q
period 2013-06-30
SAFECODE DRUG TECHNOLOGIES CORP.
filed 2013-08-13
CIK 1508470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2013

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number:

SAFECODE DRUG TECHNOLOGIES CORP

(Exact name of registrant as specified in its charter)

Delaware	99-0362482
(State of incorporation)	(I.R.S. Employer Identification No.)

c/o Akiva Shonfled

(Former name, former address and former fiscal year, if changed since last report) 6 Meever HaMiltah Street Jerusalem 97761, Israel Phone number: 972-507839976 Fax number:972-507839976

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [ ]

No [ X ]

As of June 30 2013, 143,374,654 shares of common stock, par value $0.0001 per share, were issued and outstanding.

1

2

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

SAFECODE DRUG TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

JUNE 30, 2013

Financial Statements-

Balance Sheets as of June 30, 2013 and December 31, 2012	F-2

Statements of Operations and Comprehensive loss for the Three Months Ended and
Six Months Ended June 30, 2013, and 2012 and Cumulative from Inception	F-3

Statement of Changes in Stockholders’ Equity for the Period from Inception
Through June 30, 2013	F-4

Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012
And Cumulative from Inception	F-5

Notes to Financial Statements	F-6

SAFECODE DRUG TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

	As of	As of
	June 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Marketable securities	$482	$174,333
Due from shareholders	437	—

Total current assets	919	174,333

Intangible Assets:	110,000	—

Total Assets	$110,919	$174,333

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$60,900	$41,111
Loans from related parties - Directors and stockholders	—	13,773
Convertible note payable, net of discount	140,007	6,786

Total current liabilities	200,907	61,670

Total liabilities	200,907	61,670

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $.0001 per share, 200,000,000 shares authorized, 143,374,654 and 76,082,851 shares issued and outstanding, respectively	14,337	7,608
Additional paid-in capital	2,813,138	2,222,955
(Deficit) accumulated during the development stage	(2,917,463)	(2,117,900)

Total stockholders' equity (deficit)	(89,988)	112,663

Total Liabilities and Stockholders' Equity (Deficit)	$110,919	$174,333

The accompanying notes to financial statements are an integral part of these financial statements.

SAFECODE DRUG TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended		Cumulative
	June 30,		June 30,		From
	2013	2012	2013	2012	Inception

Revenues	$—	$—	$—	$—	$—

Expenses:
Professional fees	29,892	5,629	43,058	9,987	149,222
Consulting	163,542	10,000	561,332	10,000	736,005
Commissions	—	—	92,564	—	92,564
Patent	—	—	—	—	9,284
Other	—	—	1,700	2,116	6,049
Legal - incorporation	—	—	—	—	1,477
Impairment expense	—	—	—	—	1,800,000

Total expenses	193,434	15,629	698,654	22,103	2,794,601

(Loss) from Operations	(193,434)	(15,629)	(698,654)	(22,103)	(2,794,601)

Other Income (Expense)	—	—	—	5,820	—
Foreign currency gains	—	—	—	—	5,820
Interest expense	(40,827)	—	(75,045)	—	(82,237)
Loss on sale of trading securities	(1,907)	—	(19,198)	—	(19,198)
Unrealized gain (loss) on trading securities	(404)	—	(6,666)	—	(27,246)

Provision for income taxes	—	—	—	—	—

Net (Loss)	$(236,572)	$(15,629)	$(799,563)	$(16,283)	$(2,917,462)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	129,648,236	50,000,000	110,082,575	42,857,143

The accompanying notes to financial statements are an integral part of these financial statements.

SAFECODE DRUG TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

					(Deficit)
					Accumulated
			Stock	Additional	During the
	Common stock		Subscription	Paid-in	Development
	Shares	Amount	Receivable	Capital	Stage	Totals

Balance - at inception	—	$—		$—	$—	$—
				—
Common stock issued for cash	30,000,000	3,000	(3,000)	—	—	—
				—
Net (loss) for the period	—	—	—	—	(11,761)	(11,761)

Balance - December 31, 2010	30,000,000	$3,000	$(3,000)	$—	$(11,761)	$(11,761)

Stock subscription payment received	—	—	3,000	—	—	3,000

Net (loss) for the period	—	—	—	—	(41,856)	(41,856)

Balance - December 31, 2011	30,000,000	$3,000	$—	$—	$(53,617)	$(50,617)

Common stock issued for cash	20,000,000	2,000	—	78,000	—	80,000
Common stock issued for services	13,500,000	1,350		66,150		67,500
Convertible note discount	—	—		32,500		32,500
Common stock issued to acquire a license	10,000,000	1,000		1,799,000		1,800,000
Common stock issued to acquire an investment	1,082,851	108		194,805		194,913
Common stock issued for services	1,500,000	150		52,500		52,650
Net (loss) for the period	—	—	—	—	(2,064,283)	(2,064,283)

Balance - December 31, 2012	76,082,851	$7,608	$—	$2,222,955	$(2,117,900)	$112,663

Convertible note discount	—	—		62,222		62,222
Common stock issued for services	51,500,000	5,150		498,040		503,190
Common stock issued upon conversion of convertible debt	15,791,803	1,579		29,921		31,500
Net (loss) for the period	—	—	—	—	(799,563)	(799,563)

Balance - June 30, 2013	143,374,654	$14,337	$—	$2,813,138	$(2,917,463)	$(89,988)

The accompanying notes to financial statements are an integral part of these financial statements.

SAFECODE DRUG TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended		Cumulative
	June 30,		From
	2013	2012	Inception

Operating Activities:
Net (loss)	$(799,563)	$(16,283)	$(2,917,462)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Common stock issued for services	503,190	—	623,340
Impairment	—	—	1,800,000
Amortization of convertible note discount	66,943	—	73,729
Changes in net assets and liabilities-
Decrease (increase) in marketable securities	173,851	—	(482)
Deferred offering costs	—	20,000	—
Accounts payable and accrued liabilities	19,789	(16,424)	60,899

Net Cash Used in Operating Activities	(35,790)	(12,707)	(359,976)

Investing Activities:	—	—	—

Net Cash Provided by Investing Activities	—	—	—

Financing Activities:
Proceeds from related party loans	30,071	36,411	147,548
Payments of related party loans	(44,281)	—	(147,985)
Proceeds from convertible note payable	50,000	—	82,500
Proceeds from stock issued	—	80,000	277,913

Net Cash Provided by Financing Activities	35,790	116,411	359,976

Net (Decrease) Increase in Cash	—	103,704	—

Cash - Beginning of Period	—	—	—

Cash - End of Period	$—	$103,704	$—

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

Supplemental Schedule of Noncash Investing and Financing Activities:
Common stock issued to acquire an investment	$—	$—	$194,913
Common stock issued to acquire license	$—	$—	$1,800,000
Debt issued to acquire intangible assets	$110,000	$—	$110,000

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2013, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2013, and the results of its operations and its cash flows for the periods ended June 30, 2013. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2013. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2012, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common stock equivalents were not included in the computation of diluted earnings per share in the statement of operations due to the fact that the Company reported a net loss and to do so would be anti-dilutive for the periods presented.

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

As of June 30, 2013 marketable securities were valued at $482 based on level 1 inputs.

As of June 30, 2013 and December 31, 2012, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2013, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

As of June 30, 2013 marketable securities were designated as trading securities with an aggregate fair value of $482. The cost basis of these securities was $1,426. For the six months ended June 30, 2013, the unrealized loss presented in the statement of operations was $6,666.

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

(5)  Intangible Assets

On January 20, 2013, the Company entered into a technology transfer and sale agreement with Sindolor Medical Ltd. Pursuant to the Agreement the Company acquired all rights and title to certain products and technologies in consideration of an $110,000 convertible note.

(6)  Convertible Notes Payable

On November 5, 2012, the Company signed a $32,500 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on August 5, 2013.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 45% of the average of the lowest two trading prices for the Common Stock during the most recent twenty day period. The Company issued 15,791,803shares of common stock in payment of $31,500 against the balance of this note. As of June 30, 2013, the remaining balance of this loan was $1,000.

On January 2, 2013, the Company signed a $50,000 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on October 2, 2013.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 45% of the average of the lowest two trading prices for the Common Stock during the most recent twenty day period.

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

As of June 30, 2013, the balance of convertible notes payable was $140,007 net of unamortized discounts of $20,933.

For the six months ended June 30, 2013 the Company has recognized $8,102 in interest expense related to these notes and has amortized $66,943 of the beneficial conversion features which has been recorded as interest expense.

(7)  Loans from Related Parties - Directors and Stockholders

As of June 30, 2013, loans to related parties amounted to $437. The loans are unsecured, non-interest bearing, and due on demand.

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

On April 11, 2013, the Company issued 20,000,000 shares of its unregistered common stock as payment for services to a director of the Company. The shares were valued at $152,400 or $0.0076 per share based on the current market price of the shares discounted for restricted trading.

From January 1, 2013 to June 30, 2013, the Company issued 15,791,803 shares of its common stock valued at $31,500 to retire convertible debt.

(9)  Income Taxes

The provision (benefit) for income taxes for the periods ended June 30, 2013 and 2012 was as follows (assuming a 23% effective tax rate):

	2013	2012

Current Tax Provision:
Federal-
Taxable income	$—	$—

Total current tax provision	$—	$—

Deferred Tax Provision:
Federal-
Loss carryforwards	$183,899	$3,745
Amortization deduction	—	—
Change in valuation allowance	(183,899)	(3,745)

Total deferred tax provision	$—	$—

The Company had deferred income tax assets as of June 30, 2013 and December 31, 2012, as follows:

	2013	2012

Loss carryforwards	$257,016	$45,483
Less - Valuation allowance	(257,016)	(45,483)

Total net deferred tax assets	$—	$—

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended June 30, 2013 and December 31, 2012, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2013, the Company had approximately $1,100,000 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2033.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company will file income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

(10)  Related Party Transactions

As of June 30, 2013, loans to related parties amounted to $437. The loans are unsecured, non-interest bearing, and due on demand.

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

On April 11, 2013, the Company issued 20,000,000 shares of its unregistered common stock as payment for services to a director of the Company. The shares were valued at $152,400 or $0.0076 per share based on the current market price of the shares discounted for restricted trading.

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

Liquidity and Capital Resources

Our balance sheet as June 30 2013 reflects cash/marketable securities in the amount of $482. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. The operating expenses and net loss for the six months ended June 30 2013 and June 30 2012 amounted to $799,563, and $16,283 respectively . The increase in the operating expenses are a result of equity compensation expense.

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

As of June 30, 2013, the balance of convertible notes payable was $140,007 net of unamortized discounts of $20,933

For the six months ended June 30, 2013 the Company has recognized $8,102 in interest expense related to these notes and has amortized $66,943 of the beneficial conversion features which has been recorded as interest expense.

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

On April 11, 2013, the Company issued 20,000,000 shares of its unregistered common stock as payment for services to a director of the Company. The shares were valued at $152,400 or $0.0076 per share based on the current market price of the shares discounted for restricted trading.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matters  submitted to a vote of security holders during the six months ended June 30 2013 .

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

Date: August 13, 2013	SAFECODE DRUG TECHNOLOGIES

	By:	/s/ Akiva Shonfled
Name Akiva Shonfled
Title: President and Director
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 13, 2013	By:	/s/ Akiva Shonfeld
Name: Akiva Shonfled
Title: President and Director
(Principal Executive Officer)

Date: August 13, 2013	By:	/s/ Itamar Zer
Name: Itamar Zer
Title: Secretary and Director
(Principal Internal Accounting and financial Officer)

